Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1995-08-11
CIK 789882

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995
                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-14249

                ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
    (Exact name of small business issuer as specified in its charter)

                         Texas                      76-0163128
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)

                      Registrant's telephone number:
                              (713) 358-8401


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No



                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
BALANCE SHEET

                                                             JUNE 30,
ASSETS                                                         1995
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                     $     5,826
  Accounts receivable - oil & gas sales                         21,644
  Other current assets                                           7,870

Total current assets                                            35,340

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities      2,380,934
  Less  accumulated depreciation and depletion               1,711,177

Property, net                                                  669,757

TOTAL                                                      $   705,097


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $    13,289
   Payable to general partner                                   34,722

Total current liabilities                                       48,011

NONCURRENT PAYABLE TO GENERAL PARTNER                          110,022

PARTNERS' CAPITAL
   Limited partners                                            520,787
   General partner                                              26,277

Total partners' capital                                        547,064

TOTAL                                                      $   705,097






See accompanying notes to financial statements.

                                  I-1

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                     QUARTER ENDED             SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               1995          1994          1995          1994

REVENUES:
  Oil and gas sales     $    67,239   $    59,834   $   137,799   $   115,788

EXPENSES:
  Depreciation and depletion 36,696        37,135        77,462        73,584
  Lease operating expenses    9,384         5,836        32,537        29,298
  Production taxes            2,933         2,829         6,265         5,507
  General and administrative  6,541         4,518        13,278        11,606

Total expenses               55,554        50,318       129,542       119,995

INCOME (LOSS) FROM OPERATNS  11,685         9,516         8,257        (4,207)

OTHER EXPENSE:
  Interest expense              -             -            (112)          -

NET INCOME (LOSS)       $    11,685   $     9,516   $     8,145   $    (4,207)
























See accompanying notes to financial statements.

                                        I-2

ENEX OIL AND GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                         SIX MONTHS ENDED

                                                      JUNE 30,        JUNE 30,
                                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $      8,145    $     (4,207)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depreciation and depletion                             77,462          73,584
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  (2,805)         (4,442)
  Other current assets                                      251            (342)
Increase (decrease) in:
   Accounts payable                                         306          (9,586)
   Payable to general partner                           (37,606)        (16,716)

Total adjustments                                        37,608          42,498

Net cash provided by operating activities                45,753          38,291

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs              (21,886)         (9,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                  (24,267)        (22,106)

NET INCREASE (DECREASE) IN CASH                            (400)          6,379

CASH AT BEGINNING OF YEAR                                 6,226           3,942

CASH AT END OF PERIOD                              $      5,826    $     10,321














See accompanying notes to financial statements.

                                   I-3

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $12,825, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1995.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $59,834 in 1994 to $67,239 in 1995. This represents an increase of $7,405 (12%). Oil sales increased by $7,763 (15%). A 2% increase in oil production caused sales to increase by $995. A 13% increase in the average oil sales price caused an additional $6,768 increase. Gas sales decreased by $358 (5%). A 20% decrease in the average gas sales price reduced sales by $1,592. This decrease was partially offset by an 18% increase in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The increases in production were primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $5,836 in 1994 to $9,384 in 1995. The increase of $3,548 (61%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1995.

Depreciation and depletion expense decreased from $37,135 in the second quarter of 1994 to $36,696 in the second quarter of 1995. This represents a decrease of $439 (1%). A 5% decrease in the depletion rate reduced depreciation and depletion expense by $2,215. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses increased from $4,518 in 1994 to $6,541 in 1995. This increase of $2,023 (45%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $115,788 in 1994 to $137,799 in 1995. This represents an increase of $22,011 (19%). Oil sales increased by $23,195 (23%). An 11% increase in oil production caused sales to increase by $10,836. A 11% increase in the average oil sales price caused an additional $12,359 increase. Gas sales decreased by $1,184 (7%). A 23% decrease in the average gas sales price reduced sales by $4,459. This decrease was partially offset by a 20% increase in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The increases in production were primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $29,298 in 1994 to $32,537 in 1995. The increase of $3,239 (11%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1995.

Depreciation and depletion expense increased from $73,584 in the first six months of 1994 to $77,462 in the first six months of 1995. This represents an increase of $3,878 (5%). The changes in production, noted above, increased depreciation and depletion expense by $9,181. This increase was
partially offset by a 6% decrease in the depletion rate.   The decrease in
the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

General and administrative expenses increased from $11,606 in the first six months of 1994 to 13,278 in the first six months of 1995. This increase of $1,672 (14%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production.
Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.


PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                   PROGRAM II - 8, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                           PROGRAM II - 8, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer