Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1995-11-13
CIK 789882

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995
                                       OR

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                  1995
                                                                   -------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash .........................................................      $    5,249
  Accounts receivable - oil & gas sales ........................          20,651
  Other current assets .........................................           3,417
                                                                      ----------

Total current assets ...........................................          29,317
                                                                      ----------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ........       2,389,368
  Less  accumulated depreciation and depletion .................       1,751,447
                                                                      ----------

Property, net ..................................................         637,921
                                                                      ----------

TOTAL ..........................................................      $  667,238
                                                                      ==========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ............................................      $    8,860
   Payable to general partner ..................................          60,013
                                                                      ----------

Total current liabilities ......................................          68,873
                                                                      ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ..........................          60,013
                                                                      ----------

PARTNERS' CAPITAL
   Limited partners ............................................         512,075
   General partner .............................................          26,277
                                                                      ----------

Total partners' capital ........................................         538,352
                                                                      ----------

TOTAL ..........................................................      $  667,238
                                                                      ==========




See accompanying notes to financial statements.
--------------------------------------------------------------------------------



ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER EBDED            NINE MONTHS ENDED
                                --------------------------- --------------------------

                                September 30, September 30, September 30, September 30,
                                    1995          1994          1995          1994
                                ------------- ------------- ------------- ------------

REVENUES:
  Oil and gas sales ........      $68,929      $73,167      $ 206,728       $188,955
                                  -------      -------      ---------       --------

EXPENSES:
  Depreciation and depletion       40,270       40,581        117,732        114,165
  Lease operating expenses .       14,398       14,149         46,935         43,447
  Production taxes .........        3,043        3,652          9,308          9,159
  General and administrative        6,130        6,531         19,408         18,137
                                  -------      -------      ---------       --------

Total expenses .............       63,841       64,913        193,383        184,908
                                  -------      -------      ---------       --------

INCOME FROM OPERATIONS .....        5,088        8,254         13,345          4,047
                                  -------      -------      ---------       --------

OTHER EXPENSE:
  Interest expense .........         --           --             (112)          --
                                  -------      -------      ---------       --------

NET INCOME .................      $ 5,088      $ 8,254      $  13,233       $  4,047
                                  =======      =======      =========       ========





See accompanying notes to financial statements.
------------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------
(UNAUDITED)
                                                    NINE MONTHS ENDED
                                               ---------------------------

                                              September 30,  September 30,
                                                  1995           1994
                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................    $  13,233     $   4,047
                                                   ---------     ---------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion ..................      117,732       114,165
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......       (1,812)       (2,764)
  Other current assets ........................        4,704          (307)
(Decrease) in:
   Accounts payable ...........................       (4,123)      (11,546)
   Payable to general partner .................      (62,324)      (43,203)
                                                   ---------     ---------

Total adjustments .............................       54,177        56,345
                                                   ---------     ---------

Net cash provided by operating activities .....       67,410        60,392
                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ....      (30,320)      (11,004)
                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ........................      (38,067)      (38,910)
                                                   ---------     ---------

NET INCREASE (DECREASE) IN CASH ...............         (977)       10,478

CASH AT BEGINNING OF YEAR .....................        6,226         3,942
                                                   ---------     ---------

CASH AT END OF PERIOD .........................    $   5,249     $  14,420
                                                   =========     =========




See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $13,800, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $73,167 in 1994 to $68,929 in 1995. This represents a decrease of $4,238 (6%). Oil sales decreased by $5,567 (6%). A 2% decrease in oil production reduced sales by $1,016. A 7% decrease in the average oil sales price caused an additional $4,551 decrease. Gas sales increased by $1,329 (18%). A 28% increase in gas production increased sales by $2,110. This increase was partially offset by an 8% decrease in the average gas sales price. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The slight decrease in oil production was primarily the result of natural production declines partially offset by the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994. The increase in gas production was primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994, partially offset by natural production declines.

Lease operating expenses increased from $14,149 in 1994 to $14,398 in 1995. The increase of $249 (2%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $40,581 in the third quarter of 1994 to $40,270 in the third quarter of 1995. This represents a decrease of $311 (1%). A 4% decrease in the depletion rate reduced depreciation and depletion expense by $1,569. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses decreased from $6,531 in 1994 to $6,130 in 1995. This decrease of $401 (6%) is primarily due to less staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $188,955 in 1994 to $206,728 in 1995. This represents an increase of $17,773 (9%). Oil sales increased by $17,628 (11%). A 6% increase in oil production caused sales to increase by $10,650. A 4% increase in the average oil sales price caused an additional $6,978 increase. Gas sales increased by $145 (1%). A 23% increase in gas production increased sales by $5,409. This increase was partially offset by an 18% decrease in the average gas sales price. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The increases in production were primarily the result of the completion of a waterflood project on the Schafter Lake field and the acquisition of additional interest in the Concord acquisition in the fourth quarter of 1994.

Lease operating expenses increased from $43,447 in 1994 to $46,935 in 1995. The increase of $3,488 (8%) is primarily due to the increases in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in 1995.

Depreciation and depletion expense increased from $114,165 in the first nine months of 1994 to $117,732 in the first nine months of 1995. This represents an increase of $3,567 (3%). The changes in production, noted above, increased depreciation and depletion expense by $10,438. This increase was partially offset by a 6% decrease in the depletion rate. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves.

General and administrative expenses increased from $18,137 in the first nine months of 1994 to $19,408 in the first nine months of 1995. This increase of $1,271 (7%) is primarily due to more staff time being required to manage the Company's operations.


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

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                                            PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       ENEX OIL & GAS INCOME
                                                        PROGRAM II - 8, L.P.
                                                        --------------------
                                                            (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                           General Partner



                                                       By: /s/ R. E. Densford
                                                           ------------------
                                                               R. E. Densford
                                                     Vice President, Secretary
                                                   Treasurer and Chief Financial
                                                              Officer




November 11, 1995                                      By: /s/ James A. Klein
                                                          -------------------
                                                               James A. Klein
                                                           Controller and Chief
                                                            Accounting Officer