Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1996-08-14
CIK 789882

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR

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

                           Yes x      No

Transitional Small Business Disclosure Format (Check one):

                            Yes        No x

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------
                                                           JUNE 30,
ASSETS                                                     1996
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                  $  20,304
  Accounts receivable - oil & gas sales                    32,160
  Other current assets                                      2,616
                                                          -------
Total current assets                                       55,080

OIL & GAS PROPERTIES:
  (Successful  efforts accounting method)
 - Proved mineral interests and related
   equipment & facilities 2,401,661
  Less  accumulated depreciation and depletion          1,793,817
                                                        ---------
Property, net                                             607,844
                                                        ---------
TOTAL                                                  $  662,924


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $    7,360
   Payable to general partner                              26,915
                                                         --------
Total current liabilities                                  34,275
                                                         --------
NONCURRENT PAYABLE TO GENERAL PARTNER                      53,832
                                                          -------
PARTNERS' CAPITAL
   Limited partners                                       548,540
   General partner                                         26,277
                                                          -------
Total partners' capital                                   574,817
                                                         --------
TOTAL                                                   $  662,924
                                                        ==========



See accompanying notes to financial statements.
- -------------------------------------------------------------
                                       I-1


ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------


(UNAUDITED)                                 QUARTER ENDED                     SIX MONTHS ENDED
                                       -----------------------------    --------------------------

                                         JUNE 30,       JUNE 30,        JUNE 30,      JUNE 30,
                                           1996           1995            1996          1995
                                       --------------- -------------   ---------------------------

REVENUES:
  Oil and gas sales                     $ 76,357     $  67,239     $   163,903     $ 137,799
                                       ----------    ----------    ------------    ----------

EXPENSES:
  Depreciation and depletion              24,424        36,696          54,080        77,462
  Lease operating expenses                12,355         9,384          27,126        32,537
  Production taxes                         3,747         2,933           7,822         6,265
  General and administrative               8,018         6,541          19,600        13,278
                                       ----------    ----------    ------------    ----------

Total expenses                            48,544        55,554         108,628       129,542
                                       ----------    ----------    ------------    ----------

INCOME FROM OPERATIONS                    27,813        11,685          55,275         8,257
                                       ----------    ----------    ------------    ----------

OTHER EXPENSE:
  Interest expense                             -             -               -          (112)
                                       ----------    ----------    ------------    ----------

NET INCOME                              $ 27,813     $  11,685     $    55,275     $   8,145
                                       ==========    ==========    ============    ==========





See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------

(UNAUDITED)
                                                            SIX MONTHS ENDED
                                                     ----------------------------

                                                       JUNE 30,       JUNE 30,
                                                         1996           1995
                                                    -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   55,275      $     8,145
                                                     -----------     ------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                             54,080           77,462
(Increase) decrease in:
  Accounts receivable - oil & gas sales                 (11,246)          (2,805)
  Other current assets                                    3,455              251
Increase (decrease) in:
   Accounts payable                                     (10,754)             306
   Payable to general partner                           (33,834)         (37,606)
                                                     -----------     ------------

Total adjustments                                         1,701           37,608
                                                     -----------     ------------

Net cash provided by operating activities                56,976           45,753
                                                     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs              (10,366)         (21,886)
                                                     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                  (37,307)         (24,267)
                                                     -----------     ------------

NET INCREASE (DECREASE) IN CASH                           9,303             (400)

CASH AT BEGINNING OF YEAR                                11,001            6,226
                                                     -----------     ------------

CASH AT END OF PERIOD                                $   20,304      $     5,826
                                                     ===========     ============




See accompanying notes to financial statements.
- --------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $15,906, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3.) On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1996 Compared to Second Quarter 1995

Oil and gas sales for the second quarter increased to $76,357 in 1996 from $67,239 in 1995. This represents an increase of $9,118 (14%). Oil sales increased by $2,455 (4%). A 13% increase in the average oil sales price increased sales by $7,380. This increase was partially offset by an 8% decrease in oil production. Gas sales increased by $6,663 (105%). An 80% increase in the average gas sales price increased sales by $5,785. A 14% increase in gas production increased sales by an additional $878. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to enhanced production improvements on the Concord acquisition.

Lease operating expenses for the second quarter increased to $12,355 in 1996 from $9,384 in 1995. The increase of $2,971 (32%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the second quarter of 1996.

Depreciation and depletion expense decreased to $24,424 in the second quarter of 1996 from $36,696 in the second quarter of 1995. This represents a decrease of $12,272 (33%). A 31% decrease in the depletion rate reduced depreciation and depletion expense by $10,909. The changes in production, noted above, reduced depreciation and depletion expense by an additional $1,363. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses for the second quarter increased to $8,018 in 1996 from $6,541 in 1995. This increase of $1,477 (23%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1996 Compared to First Six Months in 1995

Oil and gas sales for the first six months increased to $163,903 in 1996 from $137,799 in 1995. This represents an increase of $26,104 (19%). Oil sales increased by $14,803 (12%). An 18% increase in the average oil sales price increased sales by $20,909. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $11,301 (75%). A 41% increase in the average gas sales price increased sales by $7,722. A 24% increase in gas production increased sales by an additional $3,579. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to enhanced production improvements on the Concord acquisition.

Lease operating expenses decreased to $27,126 in the first six months of 1996 to $32,537 in the first six months of 1995. The increase of $5,411 (17%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the first quarter of 1995.

Depreciation and depletion expense increased to $54,080 in the first six months of 1996 from $77,462 in the first six months of 1995. This represents a decrease of $23,382 (30%). A 30% decrease in the depletion rate reduced depreciation and depletion expense by $23,208. The changes in production, noted above, reduced depreciation and depletion expense by an additional $174. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $19,600 in the first six months of 1996 from 13,278 in the first six months of 1995. This increase of $6,322 (48%) is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                                       ENEX OIL & GAS INCOME
                                                       PROGRAM II - 8, L.P.
                                                           (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                          General Partner



                                                   By: /s/ R. E. Densford
                                                           R. E. Densford
                                                     Vice President, Secretary
                                                   Treasurer and Chief Financial
                                                              Officer




August 13, 1996                                     By: /s/ James A. Klein
                                                       -------------------
                                                             James A. Klein
                                                         Controller and Chief
                                                         Accounting Officer