Form 10QSB/A
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1996-11-07
CIK 789882

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
------------------------------------------------------------------------------
                                                           JUNE 30,
ASSETS                                                     1996
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                  $  20,304
  Accounts receivable - oil & gas sales                    32,160
  Other current assets                                      2,616
                                                          -------
Total current assets                                       55,080

OIL & GAS PROPERTIES:
  (Successful  efforts accounting method)
 - Proved mineral interests and related
   equipment & facilities 2,401,661
  Less  accumulated depreciation and depletion          1,793,817
                                                        ---------
Property, net                                             607,844
                                                        ---------
TOTAL                                                  $  662,924


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $    7,360
   Payable to general partner                              26,915
                                                         --------
Total current liabilities                                  34,275
                                                         --------
NONCURRENT PAYABLE TO GENERAL PARTNER                      53,832
                                                          -------
PARTNERS' CAPITAL
   Limited partners                                       548,540
   General partner                                         26,277
                                                          -------
Total partners' capital                                   574,817
                                                         --------
TOTAL                                                   $  662,924
                                                        ==========


Number of $500 Limited Partner units outstanding             5,863




See accompanying notes to financial statements.
-------------------------------------------------------------
                                       I-1

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                                       ENEX OIL & GAS INCOME
                                                       PROGRAM II - 8, L.P.
                                                           (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                          General Partner



                                                   By: /s/ R. E. Densford
                                                           R. E. Densford
                                                     Vice President, Secretary
                                                   Treasurer and Chief Financial
                                                              Officer





November 7, 1996                                    By: /s/ James A. Klein
                                                       -------------------
                                                             James A. Klein
                                                         Controller and Chief
                                                         Accounting Officer