Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1996-11-14
CIK 789882

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996
                                     OR

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1996
                                                             ------------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                       $        18,189
  Accounts receivable - oil & gas sales                               34,771
  Other current assets                                                 1,704
                                                             ----------------

Total current assets                                                  54,664
                                                             ----------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,406,154
  Less  accumulated depreciation and depletion                     1,817,775
                                                             ----------------

Property, net                                                        588,379
                                                             ----------------

TOTAL                                                        $       643,043
                                                             ================


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $         4,836
   Payable to general partner                                         28,434
                                                             ----------------

Total current liabilities                                             33,270
                                                             ----------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 28,434
                                                             ----------------

PARTNERS' CAPITAL
   Limited partners                                                  555,062
   General partner                                                    26,277
                                                             ----------------

Total partners' capital                                              581,339
                                                             ----------------

TOTAL                                                        $       643,043
                                                             ================

Number of $500 Limited Partner units outstanding                       5,863




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                          NINE MONTHS ENDED
                                 -------------------------------------    ----------------------------------------

                                  September 30,        September 30,        September 30,         September 30,
                                      1996                  1995                 1996                  1995
                                 ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales                $      81,622     $         68,929     $        245,525     $          206,728
                                 ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion              23,957               40,270               78,037                117,732
  Lease operating expenses                11,013               14,398               38,139                 46,935
  Production taxes                         3,940                3,043               11,762                  9,308
  General and administrative               6,158                6,130               25,758                 19,408
                                 ----------------    -----------------    -----------------    -------------------

Total expenses                            45,068               63,841              153,696                193,383
                                 ----------------    -----------------    -----------------    -------------------

INCOME FROM OPERATIONS                    36,554                5,088               91,829                 13,345
                                 ----------------    -----------------    -----------------    -------------------

OTHER EXPENSE:
  Interest expense                             -                    -                    -                   (112)
                                 ----------------    -----------------    -----------------    -------------------

NET INCOME                        $       36,554     $          5,088     $         91,829     $           13,233
                                 ================    =================    =================    ===================


See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                        NINE MONTHS ENDED
                                                    ------------------------------------------

                                                       September 30,          September 30,
                                                           1996                    1995
                                                    ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $          91,829      $           13,233
                                                    ------------------     -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                   78,037                 117,732
(Increase) decrease in:
  Accounts receivable - oil & gas sales                       (13,857)                 (1,812)
  Other current assets                                          4,367                   4,704
(Decrease) in:
   Accounts payable                                           (13,278)                 (4,123)
   Payable to general partner                                 (57,713)                (62,324)
                                                    ------------------     -------------------

Total adjustments                                              (2,444)                 54,177
                                                    ------------------     -------------------

Net cash provided by operating activities                      89,385                  67,410
                                                    ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                    (14,859)                (30,320)
                                                    ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                        (67,338)                (38,067)
                                                    ------------------     -------------------

NET INCREASE (DECREASE) IN CASH                                 7,188                    (977)

CASH AT BEGINNING OF YEAR                                      11,001                   6,226
                                                    ------------------     -------------------

CASH AT END OF PERIOD                               $          18,189      $            5,249
                                                    ==================     ===================

See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $20,712, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1996 Compared to Third Quarter 1995

Oil and gas sales for the third quarter increased to $81,622 in 1996 from $68,929 in 1995. This represents an increase of $12,693 (18%). Oil sales increased by $11,896 (20%). A 33% increase in the average oil sales price increased sales by $17,221. This increase was partially offset by a 10% decrease in oil production. Gas sales increased by $797 (9%). A 56% increase in the average gas sales price increased sales by $3,427, partially offset by a 30% decrease in gas production. The increases in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines.

Lease operating expenses for the third quarter decreased to $11,013 in 1996 from $14,398 in 1995. The decrease of $3,385 (24%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $23,957 in the third quarter of 1996 from $40,270 in the third quarter of 1995. This represents a decrease of $16,313 (41%). A 31% decrease in the depletion rate reduced depreciation and depletion expense by $10,709. The changes in production, noted above, reduced depreciation and depletion expense by an additional $5,604. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses for the third quarter increased to $6,158 in 1996 from $6,130 in 1995. This increase of $28 is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1996 Compared to First Nine Months in 1995

Oil and gas sales for the first nine months increased to $245,525 in 1996 from $206,728 in 1995. This represents an increase of $38,797 (19%). Oil sales increased by $26,699 (15%). A 23% increase in the average oil sales price increased sales by $38,596. This increase was partially offset by a 7% decrease in oil production. Gas sales increased by $12,098 (51%). A 43% increase in the average gas sales price increased sales by $10,864. A 5% increase in gas production increased sales by an additional $1,234. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to enhanced production improvements on the Concord acquisition.

Lease operating expenses decreased to $38,139 in the first nine months of 1996 from $46,935 in the first nine months of 1995. The decrease of $8,796 (19%) is primarily due to the changes in production, noted above, and enhanced recovery costs incurred on the Concord acquisition in the first quarter of 1995.

Depreciation and depletion expense decreased to $78,037 in the first nine months of 1996 from $117,732 in the first nine months of 1995. This represents a decrease of $36,395 (34%). A 31% decrease in the depletion rate reduced depreciation and depletion expense by $34,495. The changes in production, noted above, reduced depreciation and depletion expense by an additional $5,200. The decrease in the depletion rate is primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $25,758 in the first nine months of 1996 from $19,408 in the first nine months of 1995. This increase of $6,350 (33%) is primarily due to more staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                         ENEX OIL & GAS INCOME
                                         PROGRAM II - 8, L.P.
                                             (Registrant)



                                     By:ENEX RESOURCES CORPORATION
                                            General Partner



                                     By: /s/ R. E. Densford
                                             R. E. Densford
                                       Vice President, Secretary
                                     Treasurer and Chief Financial
                                                Officer




November 13, 1996                    By: /s/ James A. Klein
                                        -------------------
                                              James A. Klein
                                          Controller and Chief
                                           Accounting Officer