Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1997-01-08
CIK 789882

----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                               Number of Record Holders
               Title of Class                    (as of March 1, 1996)

             -----------------              ----------------------------------


          General Partner's Interests                      1

          Limited Partnership Interests                  1,302



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

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 were primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions decreased from 1994 to 1995, due primarily to the decrease in payable to the general partner of $67,769 in 1995 as compared to a decrease of $30,083 in 1994.


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

BALANCE SHEET, DECEMBER 31, 1995
-------------------------------------------------------------------------------

ASSETS                                                              1995
                                                             ------------------

CURRENT ASSETS:
  Cash                                                       $          11,001
  Accounts receivable - oil & gas sales                                 20,914
  Other current assets                                                   6,071
                                                             ------------------

Total current assets                                                    37,986
                                                             ------------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              2,391,295
  Less  accumulated depreciation and depletion                       1,739,738
                                                             ------------------

Property, net                                                          651,557
                                                             ------------------

TOTAL                                                        $         689,543
                                                             ==================


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $          18,114
   Payable to general partner                                          114,581
                                                             ------------------

Total current liabilities                                              132,695
                                                             ------------------

PARTNERS' CAPITAL
   Limited partners                                                    530,570
   General partner                                                      26,278
                                                             ------------------

Total partners' capital                                                556,848
                                                             ------------------

TOTAL                                                        $         689,543
                                                             ==================


Number of $500 Limited Partner units outstanding                         5,863




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

-----------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995


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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

                                      ENEX OIL AND GAS INCOME
                                      PROGRAM II - 8, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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