Form 10KSB
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1997-03-31
CIK 789882

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 345,685

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

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                   ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.


Item No.                 Part I                                      Page
--------                --------                                   -------



        1      Description of Business                                   I-1

        2      Description of Property                                   I-3

        3      Legal Proceedings                                         I-5

        4      Submission of Matters to a Vote
               of Security Holders                                       I-5


                        Part II
                      -----------


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


                       Part III
                    -------------


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

               The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing, equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See
Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

               The Company owns royalty interests in certain oil and gas properties. A "royalty interest" is an interest retained by the lessor in the lease and payable out of 100% of proceeds before deducting any other interests. The Company also owns working interests in certain oil and gas properties. A "working interest" is a portion of the operating interest which is subject to most of the costs associated with a well.

               The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401. The Company has no regional offices.

     The Company has no employees. On March 1, 1997 Enex, and its subsidiaries employed 23 persons.

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

               Amoco Production Company and Exxon Company, U.S.A. accounted for 20% and 13%, respectively, of the Company's total sales in 1996. Amoco Production Company and Exxon Company, U.S.A. accounted for 24% and 13%, respectively, of the Company's sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

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

Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section
7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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

               The Company retains working interests ranging from 0.01% to 1.88% of the total Concord acquisition at December 31, 1996. The Concord acquisition is operated by nearly 100 different oil and gas producers.

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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.


                                                     1996          1995
                                                     ----          ----
Crude oil and condensate (Bbls)..............      14,557        15,089
Natural gas (Mcf)...............................   22,585        20,553

                     The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995.


                                                         1996          1995
                                                         ----          ----
Average sales price per barrel of oil................ $ 20.12      $  15.67
Average sales price per Mcf of gas...................    2.34          1.60
Average production cost per equivalent
   barrel of production..............................    4.30          4.91

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



Number of Equity Security Holders

                                                 Number of Record Holders
                Title of Class                     (as of March 1, 1997)
            --------------------               ------------------------------


           General Partner's Interests                       1

           Limited Partnership Interests                   1,197



Dividends

           The Company made cash distributions to partners of $16 and $8 per $500 investment in 1996 and 1995, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1997.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Results of Operations

              This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

              Oil and gas sales in 1996 were $345,685 as compared with $269,337 in 1995. Oil and gas sales increased by $76,348 or 28%. Oil sales increased by $56,366 or 24%. A 28% increase in the average oil sales price caused a $64,702 increase in oil revenues. This increase was partially offset by a 4% decrease in oil production. Gas sales increased by $19,982 or 61%. A 46% increase in the average gas sales price increased sales by $16,731. A 10% increase in gas production increased sales by an additional $3,251. The increases in average oil and gas prices correspond with higher prices in the overall market for the sale of oil and gas. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily due to enhanced production improvements made on the Concord acquisition in 1995 and 1996.

              Lease operating expenses were $62,397 in 1996 and $78,699 in 1995. The decrease of $16,302 or 21% from 1995 to 1996 was primarily due to enhanced recovery costs incurred on the Concord acquisition in 1995.

              Depreciation and depletion expense was $90,983 in 1996 as compared with $106,023 in 1995. This represents a decrease in depletion and depreciation expense of $15,040 or 14%. A 13% decrease in the depletion rate reduced depreciation and depletion expense by $13,937. The changes in production, noted above, reduced depreciation and depletion expense by an additional $1,103. The decrease in the depletion rate was primarily the result of an upward revision of the oil and gas reserves during December 1996.

              General and administrative expenses were $41,095 in 1996 as compared with $31,078 in 1995. The increase of $10,017 or 32% from 1995 to 1996 was primarily the result of more staff time being required to manage the Company's operations in 1996.

Capital Resources and Liquidity

              The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 were primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions increased from 1995 to 1996, due primarily to the increase in revenues, noted above.

              The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after the payment of debt obligations. The Company plans to repay the amounts owed to the general partner in 1997. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

              At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in significant developmental drilling activity.

Item 7.        Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program II-8, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program II-8, L.P. (a Texas limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program II-8, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program II-8, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

BALANCE SHEET, DECEMBER 31, 1996
-----------------------------------------------------------------------------

ASSETS                                                            1996
                                                           ------------------

CURRENT ASSETS:
  Cash                                                     $          23,233
  Accounts receivable - oil & gas sales                               38,906
  Other current assets                                                 1,563
                                                           ------------------

Total current assets                                                  63,702
                                                           ------------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,417,193
  Less  accumulated depreciation and depletion                     1,830,720
                                                           ------------------

Property, net                                                        586,473
                                                           ------------------

TOTAL                                                      $         650,175
                                                           ==================


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $          14,173
   Payable to general partner                                         45,148
                                                           ------------------

Total current liabilities                                             59,321
                                                           ------------------

PARTNERS' CAPITAL
   Limited partners                                                  570,676
   General partner                                                    20,178
                                                           ------------------

Total partners' capital                                              590,854
                                                           ------------------

TOTAL                                                      $         650,175
                                                           ==================


Number of $500 Limited Partner units outstanding                       5,863




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------


                                                         1996                 1995
                                                  ------------------   ------------------

REVENUES:
  Oil and gas sales                               $         345,685    $         269,337
                                                  ------------------   ------------------

EXPENSES:
  Depreciation and depletion                                 90,983              106,023
  Lease operating expenses                                   62,397               78,699
  Production taxes                                           16,338               12,132
  General and administrative:
    Allocated from general partner                           31,751               25,183
    Direct expense                                            9,344                5,895
                                                  ------------------   ------------------

Total expenses                                              210,813              227,932
                                                  ------------------   ------------------

INCOME FROM OPERATIONS                                      134,872               41,405

OTHER EXPENSE:
  Interest expense to general partner                             -                 (112)
                                                  ------------------   ------------------

NET INCOME                                        $         134,872    $          41,293
                                                  ==================   ==================




See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                                                                                PER $500
                                                                                                LIMITED
                                                                                                PARTNER
                                                          GENERAL              LIMITED         UNIT OUT-
                                      TOTAL               PARTNER              PARTNERS        STANDING
                               --------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995             563,186         $     26,278     $        536,908     $             91

CASH DISTRIBUTIONS                   (47,631)                   -              (47,631)                  (8)

NET INCOME                            41,293                    -               41,293                    7
                               --------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995           556,848               26,278              530,570                   90

CASH DISTRIBUTIONS                  (100,866)              (6,100)             (94,766)                 (16)

NET INCOME                           134,872                    -              134,872                   23
                               --------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996           590,854       $       20,178     $        570,676 (1) $             97
                               ==============    =================    =================    =================



(1)  Includes 1,830 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 8, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                              1996                   1995
                                                       ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $         134,872      $         41,293
                                                       ------------------     -----------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                      90,983               106,023
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (17,992)               (2,075)
  Other current assets                                             4,508                 2,050
Increase (decrease) in:
   Accounts payable                                               (3,941)                5,131
   Payable to general partner                                    (69,433)              (67,769)
                                                       ------------------     -----------------

Total adjustments                                                  4,125                43,360
                                                       ------------------     -----------------

Net cash provided by operating activities                        138,997                84,653
                                                       ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                       (25,899)              (32,247)
                                                       ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                          (100,866)              (47,631)
                                                       ------------------     -----------------

NET INCREASE IN CASH                                              12,232                 4,775

CASH AT BEGINNING OF YEAR                                         11,001                 6,226
                                                       ------------------     -----------------

CASH AT END OF YEAR                                    $          23,233      $         11,001
                                                       ==================     =================

Cash paid for interest during the year                 $               -      $            112
                                                       ==================     =================




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996


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

               Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.             FEDERAL INCOME TAXES

               General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1996:

                                                                                   Allocable to                Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------
Net income as reflected in the
     accompanying financial statements         $         134,872    $               -      $     134,872         $       23
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                 (13,673)                   -            (13,673)                (2)
  Difference in depreciation and
     depletion computed for federal
     income tax purposes and
     the amount computed for
     financial reporting purposes                         22,404                    -             22,404                  4
                                               ------------------   ------------------  -----------------    ---------------

Net income for federal
   income tax purposes                         $         143,603    $               -      $     143,603         $       25
                                               ==================   ==================  =================    ===============

Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss) cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                                   Allocable to                Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    -------------------
Partners' capital as reflected in the
     accompanying financial statements         $         590,854    $          20,178     $      570,676         $     97
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which
     were charged-off for federal
     income tax purposes                                (163,774)             (11,617)          (152,157)             (26)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        (39,579)                   -            (39,579)              (6)
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 259,569                    -            259,569               44
                                               ----------------------------------------------------------    -------------

Partners' capital for federal
     income tax purposes                       $         647,070    $           8,561    $       638,509        $     109
                                               ==================   ==================  =================    =============

4.        PAYABLE TO GENERAL PARTNER

          The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex for its ongoing operations. The Company plans to repay the amounts owed to the general partner in 1997.

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

6.        SIGNIFICANT PURCHASERS

          Amoco Production Company and Exxon Company, U.S.A. accounted for 20% and 13%, respectively, of the Company's total sales in 1996. Amoco Production Company and Exxon Company, U.S.A. accounted for 24% and 13%, respectively, of the Company's sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

7.        NOTE PAYABLE TO THE GENERAL PARTNER

          On January 1, 1995, the Company borrowed $7,000 from the general partner in order to purchase an additional interest in the Concord acquisition. The resultant note payable to the general partner bore interest at prime plus three-fourths of one percent or a weighted average rate of 9.48%. On March 3, 1995, the note was completely repaid.

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                               Per $500                                   Per $500
                                                                Limited              Natural              Limited
                                             Oil             Partner Unit              Gas              Partner Unit
                                           (BBLS)             Outstanding             (MCF)             Outstanding
                                         ---------------   ------------------    -----------------    -----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1995                                  76,165                   13              102,684                   18

    Revisions of previous estimates              33,874                    6               43,681                    7
    Production                                  (15,089)                  (3)             (20,553)                  (4)
                                         ---------------   ------------------    -----------------    -----------------

December 31, 1995                                94,950                   16              125,812                   21

    Revisions of previous estimates              14,200                    2               34,547                    6
    Production                                  (14,557)                  (2)             (22,585)                  (4)
                                         ---------------   ------------------    -----------------    -----------------

December 31, 1996                                94,593                   16              137,774                   23
                                         ===============   ==================    =================    =================


PROVED DEVELOPED RESERVES:

January 1, 1995                                  76,165                   13              102,684                   18
                                         ===============   ==================    =================    =================

December 31, 1995                                94,950                   16              125,812                   21
                                         ===============   ==================    =================    =================

December 31, 1996                                94,593                   16              137,774                   23
                                         ===============   ==================    =================    =================


Item 8.        Changes In and Disagreements With Accountants on Accounting and
                Financial Disclosure


               Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

                 The   Company's   sole  General   Partner  is  Enex   Resources
Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

                 Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972- 1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro- Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

                 William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

                 Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of

                                      III-1

1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

                 James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

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

                                      III-2

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.         Executive Compensation

                 The Company has no Directors or executive officers.

                 The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

                 The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $31,751 and $25,183 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

                                      III-3

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                                 $500 Limited
                               Name of           Partner Units     Percent
    Title of Class        Beneficial Owner      Owned Directly    of Class

    Limited Partner        Enex Resources             1,830       31.2049%



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

                                                                ----------------


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

                       (4)         Not Applicable

                       (10)       Not Applicable

                       (11)       Not Applicable

                       (12)       Not Applicable

                       (13)       Not Applicable

                                      III-4

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

                                      ENEX OIL AND GAS INCOME
                                      PROGRAM II - 8, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




March 18, 1997                        By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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