Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM II-8 L P
filed 1997-05-15
CIK 789882

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                            1997
                                                           ------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                     $          18,831
  Accounts receivable - oil & gas sales                               33,583
  Other current assets                                                 1,599
                                                           ------------------

Total current assets                                                  54,013
                                                           ------------------

OIL & GAS PROPERTIES:
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,420,070
  Less  accumulated depreciation and depletion                     1,851,937
                                                           ------------------

Property, net                                                        568,133
                                                           ------------------

TOTAL                                                      $         622,146
                                                           ==================


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $          15,985
   Payable to general partner                                         26,052
                                                           ------------------

Total current liabilities                                             42,037
                                                           ------------------

PARTNERS' CAPITAL
   Limited partners                                                  567,093
   General partner                                                    13,016
                                                           ------------------

Total partners' capital                                              580,109
                                                           ------------------

TOTAL                                                      $         622,146
                                                           ==================

Number of $500 Limited Partner units outstanding                       5,863




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                                   THREE MONTHS ENDED
                                     ---------------------------------------
                                           MARCH 31,            MARCH 31,
                                             1997                 1996
                                      ------------------   ------------------
REVENUES:
  Oil and gas sales                   $          84,311    $          87,546
                                      ------------------   ------------------

EXPENSES:
  Depreciation and depletion                     21,218               29,656
  Lease operating expenses                       22,200               14,771
  Production taxes                                4,007                4,075
  General and administrative                      8,278               11,582
                                      ------------------   ------------------

Total expenses                                   55,703               60,084
                                      ------------------   ------------------

NET INCOME                            $          28,608    $          27,462
                                      ==================   ==================


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-----------------------------------------------------------------------------

                                                                                                   PER $500
                                                                                                    LIMITED
                                                                                                    PARTNER
                                                          GENERAL              LIMITED             UNIT OUT-
                                     TOTAL                PARTNER             PARTNERS             STANDING
                               -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996       $        556,848     $          26,278    $         530,570    $              90

CASH DISTRIBUTIONS                     (100,866)               (6,100)             (94,766)                 (16)

NET INCOME                              134,872                     -              134,872                   23
                               -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996              590,854                20,178              570,676                   97

CASH DISTRIBUTIONS                      (39,353)               (7,162)             (32,191)                  (5)

NET INCOME                               28,608                     -               28,608                    5
                               -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997        $        580,109     $          13,016    $         567,093 (1)$              97
                               =================    ==================   ==================   ==================


(1)  Includes 1,830 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 8, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                           --------------------------------------

                                                              MARCH 31,             MARCH 31,
                                                                1997                   1996
                                                         ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $          28,608      $         27,462
                                                         ------------------     -----------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                        21,218                29,656
(Increase) decrease in:
  Accounts receivable - oil & gas sales                              5,323               (14,544)
  Other current assets                                                 (36)                3,420
Increase (decrease) in:
   Accounts payable                                                  1,812                (8,671)
   Payable to general partner                                      (19,096)              (12,780)
                                                         ------------------     -----------------

Total adjustments                                                    9,221                (2,919)
                                                         ------------------     -----------------

Net cash provided by operating activities                           37,829                24,543
                                                         ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                          (2,878)               (7,467)
                                                         ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                             (39,353)              (15,267)
                                                         ------------------     -----------------

NET INCREASE (DECREASE) IN CASH                                     (4,402)                1,809

CASH AT BEGINNING OF YEAR                                           23,233                11,001
                                                         ------------------     -----------------

CASH AT END OF PERIOD                                    $          18,831      $         12,810
                                                         ==================     =================


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 8, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.        The  interim  financial  information  included  herein  is  unaudited;
          however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $32,191, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.       Management's Discussion and Analysis or Plan of Operations.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $87,546 in 1996 to $84,311 in 1997. This represents a decrease of $3,235 or 4%. Oil sales decreased $1,188 or 2%. A 15% decrease in oil production reduced sales by $11,274. This decrease was partially offset by a 16% increase in the average oil sales price. Gas sales decreased by $2,047 or 15%. A 38% decrease in gas production reduced sales by $5,154. This decrease was partially offset by a 37% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily the result of the shut-in of production from the Concord acquisition to perform workovers in the first quarter of 1997. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $14,771 in the first quarter of 1996 to $22,200 in the first quarter of 1997. The increase of $7,429 (50%) is primarily due to workover costs incurred on the Concord acquisition in 1997.

Depreciation and depletion expense decreased from $29,656 in the first quarter of 1996 to $21,218 in the first quarter of 1997. This represents a decrease of $8,438 (28%). The declines in production, noted above, reduced depreciation and depletion expense by $5,508. A 12% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,930. The decrease in the depletion rate was primarily the result of upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $11,582 in 1996 to $8,278 in 1997. This decrease of $3,304 is primarily due to $2,043 lower direct expenses incurred by the Company in 1997 coupled with less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities.

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The  Company  filed no  reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                           ENEX OIL & GAS INCOME
                                                            PROGRAM II - 8, L.P.
                                                           --------------------
                                                                    (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                   -----------------------------
                                                                 General Partner



                                                          By: /s/ R. E. Densford
                                                              ------------------
                                                                  R. E. Densford
                                                       Vice President, Secretary
                                                   Treasurer and Chief Financial
                                                                         Officer




May 11, 1997                                             By: /s/ James A. Klein
                                                             -------------------
                                                                  James A. Klein
                                                            Controller and Chief
                                                              Accounting Officer